Form 10-Q
period 1996-06-28
REDMAN INDUSTRIES INC
filed 1996-08-09
CIK 82666

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ---
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ---
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    -------------

Commission file number    0-22386
                          --------


                            REDMAN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                            75-2246805
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)


                        2550 WALNUT HILL LN., STE. 200
                             DALLAS, TEXAS  75229
             (Address of principal executive offices)   (Zip Code)

                                (214) 353-3600
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 2, 1996: 13,307,251

                                     INDEX

                            REDMAN INDUSTRIES, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                    Page
                                                                  ----

 Condensed Consolidated Balance Sheets - June 28, 1996 and           4
 March 29, 1996

 Condensed Consolidated Statements of Income - Three month           5
 periods ended June 28, 1996 and June 30, 1995

 Condensed Consolidated Statements of Cash Flows - Three month       6
 periods ended June 28, 1996 and June 30, 1995

 Notes to Condensed Consolidated Financial Statements -
 June 28, 1996                                                     7-8

Item 2.  Management's Discussion and Analysis of Financial        9-13
         Condition and Results of Operations

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

                                     INDEX

                            REDMAN INDUSTRIES, INC.


PART II.  OTHER INFORMATION AND SIGNATURES-CON'T


Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit (10.1)-Amendment One to Executive Employment Agreement:
         Robert L. Linton

         Exhibit (10.2)-Amendment One to Executive Employment Agreement:
         Thomas W. Sturgess

         Exhibit (10.3)-Amendment One to Executive Employment Agreement:
         Fergus J. Walker

         Exhibit (11)-Statement Re:  Earnings Per Share

         Exhibit (27)-Financial Data Schedule
          Submitted in electronic format only.

         No reports on Form 8-K were filed during the quarter ending June 28, 1996.

                            Redman Industries, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                    June 28,        March 29,
                                                      1996            1996
                                                 --------------  --------------
             ASSETS                               (Unaudited)
Current assets:
  Cash and cash equivalents                         $ 17,726        $  8,841
  Short-term investments                               9,929           9,934
  Accounts and notes receivable                       44,755          41,985
  Inventories                                         23,989          22,587
  Prepaid expenses                                     1,400           1,080
  Deferred tax assets                                  8,905           8,905
                                                 --------------  --------------
      Total current assets                           106,704          93,332

Property, plant and equipment, at cost                67,962          63,014
Accumulated depreciation and amortization            (25,636)        (24,720)
                                                 --------------  --------------
                                                      42,326          38,294

Intangible assets, net                                20,954          21,138
Other assets                                           3,632           3,704
                                                 --------------  --------------
                                                    $173,616        $156,468
                                                 ==============  ==============


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $26,341         $20,289
  Accrued expenses                                    55,857          49,645
  Current portion of long-term debt                      591             951
                                                 --------------  --------------
      Total current liabilities                       82,789          70,885

Long-term debt                                         1,489           1,585
Deferred tax liabilities                               7,631           8,694
Other liabilities                                     11,732          12,265

Shareholders' equity:
  Preferred stock                                         --              --
  Common stock, $.01 par value
    Authorized shares - 20,000,000
    Issued shares-14,504,751
     and 14,502,400, respectively                        145             145
  Additional paid-in capital                          50,045          50,060
  Retained earnings                                   37,140          29,793
  Less treasury stock, at cost: 1,162,000
     and 1,142,000 shares, respectively              (17,355)        (16,959)
                                                 --------------  --------------
      Total shareholders' equity                      69,975          63,039
                                                 --------------  --------------
                                                    $173,616        $156,468
                                                 ==============  ==============

                            Redman Industries, Inc.
            Condensed Consolidated Statements of Income (Unaudited)
                       (in thousands, except share data)

                                         Three Month Period Ended
                                         June 28,        June 30,
                                           1996            1995
                                       ------------- -------------

Net sales                                 $172,000       $157,804

Cost of products sold                      135,297        126,026
                                      -------------- -------------
Gross margin                                36,703         31,778

Selling expenses                            14,858         12,238
General and administrative expenses          9,888          9,467
                                      -------------- -------------

Income from operations                      11,957         10,073

Interest income                                502            419
Interest expense                              (111)          (136)
                                      -------------- -------------

Income before income taxes                  12,348         10,356

Income tax expense                           5,001          4,298
                                      -------------- -------------

Net income                                  $7,347         $6,058
                                      ============== =============


Net earnings per common share                $0.54          $0.42 *
                                      ============== =============


Weighted average common shares              13,606         14,345 *
                                      ============== =============

*Adjusted for 100% stock dividend.  See
Notes to Condensed Consolidated Financial Statements.

                            Redman Industries, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                         Three Month Period Ended
                                                                          June 28,      June 30,
                                                                            1996          1995
                                                                         -----------   -----------
Operating Activities:
Net income                                                                  $7,347        $6,058
Adjustments to reconcile net income
           to net cash provided by operating activities:
           Depreciation and amortization                                     1,446         1,227
           Deferred income tax benefit                                      (1,063)       (1,028)
           Other noncash items                                                 (18)         (232)
                                                                         -----------   -----------
                                                                             7,712         6,025
           Change in operating working capital accounts:
                Accounts and notes receivable                               (2,761)       (3,260)
                Inventories                                                 (1,539)        2,288
                Prepaid expenses                                              (320)          432
                Accounts payable and accrued expenses                       11,615         5,876
                                                                         -----------   -----------
Net cash provided by operating activities                                   14,707        11,361

Investing Activities:
Purchases of property, plant and equipment                                  (5,358)       (1,892)
Purchase of short-term investments                                          (9,871)       (9,707)
Maturities of short-term investments                                        10,000         6,000
Other                                                                          259           (27)
                                                                         -----------   -----------
Net cash used in investing activities                                       (4,970)       (5,626)

Financing Activities:
Principal payments on borrowings                                              (456)         (424)
Purchase of treasury stock                                                    (396)         (477)
                                                                         -----------   -----------
Net cash used in financing activities                                         (852)         (901)
                                                                         -----------   -----------

Increase in cash and cash equivalents                                        8,885         4,834
Cash and cash equivalents at beginning of year                               8,841        13,111
                                                                         -----------   -----------

Cash and cash equivalents at end of period                                 $17,726       $17,945
                                                                         ===========   ===========

Supplemental Information:
           Cash payments for federal income taxes                             $-0-        $1,150
                                                                         ===========   ===========


REDMAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 28, 1996


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Redman Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the company's business, operating results for the three month period ended June 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on form 10-K for the fiscal year ended March 29, 1996.




INVENTORIES (IN THOUSANDS)                 JUNE 28,   MARCH 29,
                                             1996        1996
                                          ---------   ---------
MATERIAL AND PURCHASED PARTS               $15,762     $16,055
FINISHED PRODUCTS AND WORK-IN PROGRESS       9,110       7,279
LIFO RESERVE                                  (883)       (747)
                                          ---------   ---------
                                           $23,989     $22,587
                                          =========   =========



ACCRUED EXPENSES (IN THOUSANDS)            JUNE 28,   MARCH 29,
                                             1996        1996
                                          ---------   ---------
PRODUCT WARRANTY                           $17,387     $16,017
SALES INCENTIVES                            17,514      11,852
EMPLOYEE COMPENSATION AND BENEFITS           9,929      11,305
INSURANCE                                    4,187       3,765
RESERVE FOR REPURCHASE LOSSES                2,566       2,473
OTHER                                        4,274       4,233
                                          ---------   ---------
                                           $55,857     $49,645
                                          =========   =========

REDMAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 28, 1996



INCOME TAXES

The effective income tax rates of 40.5% and 41.5% for the three month periods ended June 28, 1996 and June 30, 1995, respectively, differ from the federal statutory rate primarily due to the nondeductibility of goodwill amortization and state income taxes, net of federal benefit.



STOCK DIVIDEND

On February 6, 1996, the Board of Directors voted to declare a 100% stock dividend to shareholders of record as of February 23, 1996. Prior period per common share and weighted average shares outstanding have been restated to reflect the stock dividend.

Redman Industries, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 28, 1996 Compared to Three Months Ended June 30, 1995 (Hereinafter referred to as 1996 and 1995, respectively)


                                                         THREE MONTH PERIOD ENDED
                                             June 28,       June 30,      DOLLAR        %
                                               1996           1995       INCREASE    INCREASE
                                         ------------------------------------------------------
NET SALES                                    $172,000      $157,804      $14,196       9.0%

GROSS MARGIN DOLLARS                           36,703        31,778        4,925      15.5%

GROSS MARGIN PERCENTAGE                          21.3%         20.1%

SELLING EXPENSES                               14,858        12,238        2,620      21.4%

SELLING EXPENSES AS
     A PERCENTAGE OF NET SALES                    8.6%          7.8%

G&A EXPENSES                                    9,888         9,467          421       4.4%

G&A EXPENSES AS
     A PERCENTAGE OF NET SALES                    5.7%          6.0%

OPERATING INCOME                               11,957        10,073        1,884      18.7%

OPERATING INCOME AS
     A PERCENTAGE OF NET SALES                    7.0%          6.4%


REDMAN INDUSTRIES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended June 28, 1996 Compared to the Three Month Period Ended June 30, 1995 (hereinafter referred to as 1996 and 1995, respectively) - Con't

NET SALES. Net sales increased 9.0% on shipment of 6,764 homes in 1996 compared to 6,440 homes shipped in 1995. The average sales price per home increased 4.8% to $25,047 in 1996 from $23,898 in 1995, due to slight price increases and an increase of multi-wide homes as a percent of total homes shipped (55% in 1996 compared to 50% in 1995).

GROSS MARGIN. The increase in gross margin percentage is primarily due to slight price increases, change in product mix to more multi-wide homes which carry higher margin options and lower material prices.

SELLING EXPENSES. The increase in selling expenses as a percentage of net sales is due to increased service expense. Service expense increased due to an increase in number of homes serviced and average service cost per home.

GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses was due primarily to formula-driven employee incentive bonus increases related to improved operating results. The decline in general and administrative expenses as a percentage of net sales is due to higher sales volume spread over a relatively fixed expense base, exclusive of bonuses.

OPERATING PROFIT. The operating trends previously discussed accounted for the $1.9 million increase in operating income. Operating income as a percentage of net sales increased 60 basis points primarily as a result of the increase in gross margin percentage and improvement in the general and administrative percentage offset by the increase in the selling expense percentage.

REDMAN INDUSTRIES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended June 28, 1996 Compared to the Three Month Period Ended June 30, 1995 (hereinafter referred to as 1996 and 1995, respectively) - Con't

INTEREST INCOME. Interest income earned on cash and short-term investments rose $83,000 due to higher cash balances invested.

INCOME TAX EXPENSE. The effective income tax rates of 40.5% and 41.5% in 1996 and 1995, respectively, differ from the federal statutory rate due to the nondeductibility of goodwill amortization and state income taxes, net of federal benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowing capacity under its revolving credit facility. The Company's primary uses of cash are to fund its operating needs, capital expenditures, debt service requirements and repurchase of its common stock. Cash balances are typically at their highest level at the end of a quarter. However, cash balances decline in the month following the end of a quarter due to payments of retailer volume and employee incentive bonuses.

Cash flows provided by operating activities, excluding changes in working capital accounts, increased by $1.7 million for the three month period ended June 28, 1996 compared to the same period of a year ago, primarily from improved operations as discussed above. The increase in accounts payable and accrued expenses from 1995 to 1996 was due primarily to the related increase in inventories and the increase in current federal income taxes payable.

REDMAN INDUSTRIES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended June 28, 1996 Compared to the Three Month Period Ended June 30, 1995 (hereinafter referred to as 1996 and 1995, respectively) - Con't

LIQUIDITY AND CAPITAL RESOURCES - CONT.

Capital expenditures were $5.4 million and $1.9 million for the three month periods ended June 28, 1996 and June 30, 1995, respectively. The increase in capital expenditures during 1996 is due to $3.2 million of spending for the new Talladega, Alabama facility scheduled to begin production in August 1996. The Company also plans to begin to build a new plant in North Carolina in fiscal 1997. The Company plans to spend a total of approximately $19.0 million in the fiscal year ending March 28, 1997 on capital improvements.

On February 6, 1996, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock in the open market. There are approximately 800,000 shares of common stock remaining to be repurchased as of August 2, 1996. The purchases will be funded from working capital and the timing will be dictated by overall financial and market conditions.

The Company has an unsecured $50 million line of credit with three financial institutions that expires August 28, 1998 (the "Revolver"). The Revolver contains restrictive covenants which limits, among other things, cash dividends and common stock repurchases and requires the Company to maintain certain financial ratios. As of June 28, 1996, $43.5 million was available for additional borrowings under the Revolver, net of $6.5 million letters of credit outstanding which are used primarily for insurance purposes. The Company believes that cash flow from operations and its unused borrowing capacity under its credit facility should be sufficient to fund its anticipated operating needs, capital expenditures, debt service requirements and repurchases of its common stock for the foreseeable future.

REDMAN INDUSTRIES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended June 28, 1996 Compared to the Three Month Period Ended June 30, 1995 (hereinafter referred to as 1996 and 1995, respectively) - Con't

CYCLICALITY AND INFLATION

The manufactured housing industry is cyclical and is influenced by many of the same national and regional economic forces that impact housing in the United States, including inflation, availability of financing and regional population and employment trends. Inflation in recent years has been modest and has had a nominal effect on the Company's manufacturing costs in the areas of labor, manufacturing overhead and raw materials other than forestry products and gypsum wallboard.

The price of these commodities are affected more by the interaction of supply and demand than by inflation. Historically, the Company believes it has been able to minimize the effects of inflation by increasing the selling prices of its homes, improving its manufacturing efficiency and increasing its employee productivity.

BACKLOG

The Company builds a home after a specific order has been received from an independent retailer or developer. Accordingly, the Company generally does not maintain an inventory of unsold homes. In accordance with industry practice, retailers can cancel orders prior to production without penalty. The Company's backlog of orders for manufactured homes was approximately $26.5 million as of August 2, 1996 as compared to approximately $36.2 million as of August 4, 1995. Because of the seasonality of the market for manufactured homes, the level of backlog at any point in time is not necessarily indicative of the expected level of future orders. The Company's backlog, as well as level of new orders, generally drops during the late fall and winter months.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.




                                 REDMAN INDUSTRIES, INC.
                              -----------------------------
                                      (Registrant)


Date:  August 9, 1996                   /S/ Robert M. Linton
     ---------------------    -----------------------------------------------
                                        Robert M. Linton
                                        President and Chief Executive Officer


Date: August 9, 1996                    /S/ J. Mark Kirkpatrick
     --------------------     ----------------------------------------------
                                        J. Mark Kirkpatrick
                                        Principal Accounting Officer