Form 10-Q
period 1996-09-27
REDMAN INDUSTRIES INC
filed 1996-11-05
CIK 82666

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----   SECURITIES  EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number    0-22386
                          --------


                            REDMAN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                        75-2246805
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


    2550 WALNUT HILL LN., STE. 200
           DALLAS, TEXAS                                   75229
(Address of principal executive offices)                 (Zip Code)

                                (214) 353-3600
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 5, 1996: 13,318,253

                                     INDEX

                            REDMAN INDUSTRIES, INC.



PART 1.  FINANCIAL INFORMATION


Item 1.      Financial Statements:                          PAGE

             Condensed Consolidated Balance Sheets-
             September 27, 1996 and March 29, 1996

             Condensed Consolidated Statements of Income-
             Three month periods ended September 27, 1996
             and September 29, 1995; Six month periods
             ended September 27, 1996 and September 29,
             1995

             Condensed Consolidated Statements of Cash
             Flows - Six month periods ended September
             27, 1996 and September 29, 1995

             Notes to Condensed Consolidated Financial
             Statements - September 27, 1996

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations


PART II.  OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None.

                                     INDEX

                            REDMAN INDUSTRIES, INC.



PART II.  OTHER INFORMATION AND SIGNATURES - CON'T



Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A special meeting of the shareholders of the Registrant was held on October 24, 1996 to vote on the merger agreement between the Registrant and Champion Enterprises, Inc. There were 9,847,902 shares voted in favor of the merger, 9,398 shares voted against the merger and 69,180 shares abstaining.

Item 5.  Other Information

         The merger between the Registrant and Champion Enterprises, Inc. was effective October 24, 1996. As of that date, the Registrant became a wholly-owned subsidiary of Champion.

Item 6.  Exhibit and Reports on Form 8-K.

         A report on Form 8-K for the Registrant was filed on August 21, 1996 in connection with the Registrant's execution of an Agreement and Plan of Merger with Champion Enterprises, Inc.

         Exhibit (11) - Statement Re:  Earnings Per Share

                            Redman Industries, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                    ASSETS

                                             September 27,   March 29,
                                                  1996          1996
                                             --------------  ----------
Current assets:                               (Unaudited)
  Cash and cash equivalents                       $ 24,117    $  8,841
  Short-term investments                             5,970       9,934
  Accounts and notes receivable                     45,343      41,985
  Inventories                                       23,143      22,587
  Prepaid expenses                                   2,923       1,080
  Deferred tax assets                                8,905       8,905
                                                  --------    --------
   Total current assets                            110,401      93,332
Property, plant and equipment, at cost              73,691      63,014
Accumulated depreciation and amortization          (26,195)    (24,720)
                                                  --------    --------
                                                    47,496      38,294
Intangible assets, net                              20,770      21,138
Other assets                                         2,699       3,704
                                                  --------    --------
                                                  $181,366    $156,468
                                                  ========    ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $  22,846    $ 20,289
  Accrued expenses                                  62,879      49,645
  Current portion of long-term debt                    359         951
                                                 ---------    --------
   Total current liabilities                        86,084      70,885
Long-term debt                                       1,128       1,585
Deferred tax liabilities                             6,596       8,694
Other liabilities                                   11,085      12,265

Shareholders' equity:
   Preferred stock                                      --          --
   Common stock, $.01 par value
   Authorized shares - 20,000,000
   Issued and outstanding shares -
   14,518,753 and 14,502,400, respectively             145         145
  Additional paid-in capital                        50,149      50,060
  Retained earnings                                 44,329      29,793
  Less treasury stock, at cost:
   1,202,000 & 1,142,000 shares, respectively      (18,150)    (16,959)
                                                  --------    --------
   Total shareholders' equity                       76,473      63,039
                                                  --------    --------
                                                  $181,366    $156,468
                                                  ========    ========

                            Redman Industries, Inc.
            Condensed Consolidated Statements of Income (Unaudited)
                     (in thousands, except per share data)





                                                Three Month Period Ended
                                             ----------------------------------
                                             September 27,        September 29,
                                                 1996                  1995
                                             -------------        -------------
Net sales                                      $ 173,345            $ 153,404
Cost of products sold                            137,316              121,070
                                               ---------            ---------
Gross margin                                      36,029               32,334
Selling expenses                                  14,121               12,865
General and administrative expenses               10,279                9,734
                                               ---------            ---------
Income from operations                            11,629                9,735
Interest income                                      550                  551
Interest expense                                     (98)                (122)
                                               ---------            ---------
Income before income taxes                        12,081               10,164
Income tax expense                                 4,892                4,218
                                               ---------            ---------
Net income                                     $   7,189            $   5,946
                                               =========            =========
Net earnings per common share                      $0.53                $0.41
                                               =========            =========
Weighted average common shares                    13,588               14,346
                                               =========            =========

                            Redman Industries, Inc.
            Condensed Consolidated Statements of Income (Unaudited)
                     (in thousands, except per share data)

                                                Six Month Period Ended
                                            ---------------------------------
                                            September 27,       September 29,
                                                1996                 1995
                                            -------------       -------------
Net sales                                    $  345,345          $  311,208
Cost of products sold                           272,613             247,096
                                             ----------          ----------
Gross margin                                     72,732              64,112
Selling expenses                                 28,979              25,103
General and administrative expenses              20,167              19,201
                                             ----------          ----------
Income from operations                           23,586              19,808
Interest income                                   1,052                 970
Interest expense                                   (209)               (258)
                                             ----------          ----------
Income before income taxes                       24,429              20,520
Income tax expense                                9,893               8,516
                                             ----------          ----------
Net income                                   $   14,536          $   12,004
                                             ==========          ==========
Net earnings per common share                     $1.07               $0.83
                                             ==========          ==========
Weighted average common shares                   13,586              14,348
                                             ==========          ==========


                            Redman Industries, Inc.
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                   Six Month Period Ended
                                                ---------------------------
                                                September 27,  September 29,
                                                     1996           1995
                                                -------------  -------------
Operating Activities:

Net income                                          $ 14,536       $ 12,004
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Depreciation and amortization                       2,980          2,607
   Deferred income tax benefit                        (2,099)        (2,143)
   Other noncash items                                   (18)          (288)
                                                    --------       --------
                                                      15,399         12,180

   Change in operating working capital accounts:
     Accounts and notes receivable                    (3,576)        (2,044)
     Inventories                                        (901)         2,268
     Prepaid expenses                                 (1,843)           409
     Accounts payable and accrued expenses            14,546          6,314
                                                    --------       --------
Net cash provided by operating activities             23,625         19,127

Investing Activities:

Purchases of property, plant and equipment           (12,204)        (5,192)
Proceeds from sales of property, plant and equipment     550             23
Purchase of short-term investments                   (15,793)       (11,664)
Maturities of short-term investments                  20,000          8,000
Proceeds from notes receivable                         1,564              0
Other                                                   (226)          (184)
                                                    --------       --------
Net cash used in investing activities                 (6,109)        (9,017)

Financing Activities:
Principal payments on borrowings                      (1,049)          (585)
Purchase of treasury stock                            (1,191)        (1,608)
                                                    --------       --------
Net cash used in financing activities                 (2,240)        (2,193)
                                                    --------       --------
Increase in cash and cash equivalents                 15,276          7,917
Cash and cash equivalents at beginning of year         8,841         13,111
                                                    --------       --------
Cash and cash equivalents at end of period          $ 24,117       $ 21,028
                                                    ========       ========
Supplemental Information:
  Cash payments for federal income taxes            $  9,900       $ 10,400
                                                    ========       ========

Redman Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 1996


Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of Redman Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three and six month periods ended September 27, 1996 are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.


INVENTORIES (in thousands)
                                                September 27,   March 29,
                                                    1996          1996
                                                -------------   ---------
Material and purchased parts                     $  15,619       $ 16,055
Finished products and work-in progress               8,615          7,279
LIFO reserve                                        (1,091)          (747)
                                                 ------------    --------
                                                 $  23,143       $ 22,587
                                                 ============    ========

ACCRUED EXPENSES (in thousands)
                                                September 27,   March 29,
                                                    1996          1996
                                                -------------   ---------
Product warranty                                 $  18,546       $ 16,017
Sales incentives                                    19,827         11,852
Employee compensation and benefits                  12,260         11,305
Insurance                                            4,577          3,765
Reserve for repurchase losses                        2,876          2,473
Other                                                4,793          4,233
                                                 ------------    --------
                                                 $  62,879       $49,645
                                                 ============    ========

INCOME TAXES

The effective income tax rates for the three and six month periods ended September 27, 1996 and September 29, 1995, respectively, differ from the Federal statutory rate primarily due to the nondeductibility of goodwill amortization and state income taxes.

Redman Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 1996



Subsequent Event

On October 24, 1996, the Company became a wholly-owned subsidiary of Champion Enterprises, Inc. and ceased trading its Common Stock. Under the terms of the Merger Agreement previously approved by the Company's shareholders, each share of Company Common Stock will be exchanged for 1.24 shares of Champion Enterprises, Inc. Common Stock. As of September 27, 1996, approximately $1.3 million of merger costs had been paid or accrued and classified as prepaid expenses.


                 [Remainder of page left intentionally blank]

REDMAN INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO THREE MONTH PERIOD
  ENDED SEPTEMBER 29, 1995 (HEREINAFTER REFERRED TO AS 1996 AND 1995, RESPECTIVELY) - CON'T

                                        THREE MONTH PERIOD ENDED
                                SEPT. 28,   SEPT. 29,   DOLLAR      %
                                  1996        1995     INCREASE  INCREASE
                                -----------------------------------------

NET SALES                       $ 173,345   $ 153,404  $ 19,941     13.0%

GROSS MARGIN DOLLARS               36,029      32,334     3,695     11.4%

GROSS MARGIN PERCENTAGE              20.8%       21.1%

SELLING EXPENSES                   14,121      12,865     1,256      9.8%

SELLING EXPENSES AS A
  PERCENTAGE OF NET SALES             8.1%        8.4%

G&A EXPENSES                       10,279       9,734       545      5.6%

G&A EXPENSES AS A
  PERCENTAGE OF NET SALES             5.9%        6.3%

OPERATING INCOME                   11,629       9,735     1,894     19.5%

OPERATING INCOME AS A
  PERCENTAGE OF NET SALES             6.7%        6.3%

REDMAN INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 29, 1995 (HEREINAFTER REFERRED TO AS 1996 AND 1995, RESPECTIVELY)-CON'T

NET SALES. Net sales increased 13.0% on shipment of 6,661 homes in 1996 compared to 6,133 homes shipped in 1995. The average sales price per home increased 5.0% to $25,700 in 1996 from $24,500 in 1995, due to slight price increases and an increase of multi-wide homes as a percent of total homes shipped (55% multi-wide shipments in 1996 compared to 51% in 1995).

GROSS MARGIN. The decrease in gross margin percentage is primarily due to slight material price increases.

SELLING EXPENSES. The decrease in selling expenses as a percentage of net sales is due to decreased service expense. Service expense as a percentage of net sales declined to 5.3% in 1996 compared to 5.4% in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses of $545,000 was due primarily to formula-driven employee incentive bonus increases of $328,000 related to improved operating results. The decrease in general and administrative expenses as a percent of net sales is due to the relative fixed nature of these expenses (except for bonuses) which are spread over a higher sales base.

OPERATING PROFIT. The operating trends previously discussed accounted for the $1.9 million increase in operating income.

REDMAN INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 29, 1995 (HEREINAFTER REFERRED TO AS 1996 AND 1995,
RESPECTIVELY) -   CON'T


INCOME TAX EXPENSE. The effective income tax rates of 40.5% and 41.5% in 1996 and 1995, respectively, differ from the federal statutory rate due to the nondeductibility of goodwill amortization and state income taxes, net of federal benefit. The decline in the effective income tax rate from 1994 to 1995 is primarily due to the reduced effect that goodwill amortization and state income taxes have on the effective tax rates in periods of higher pretax income and lower state income taxes.

                  [Remainder of page left intentionally blank]

REDMAN INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED SEPTEMBER 28, 1996 COMPARED TO SIX MONTH PERIOD ENDED SEPTEMBER 29, 1995 (HEREINAFTER REFERRED TO AS 1996 AND 1995, RESPECTIVELY)


                                             SIX MONTH PERIOD ENDED
                                      SEPT. 28,  SEPT. 29,   DOLLAR       %
                                        1996       1995     INCREASE   INCREASE
                                      -----------------------------------------
NET SALES                             $ 345,345  $ 311,208   $ 34,137    11.0%

GROSS MARGIN DOLLARS                     72,732     64,112      8,620    13.4%

GROSS MARGIN PERCENTAGE                    21.1%      20.6%

SELLING EXPENSES                         28,979     25,103      3,876    15.4%

SELLING EXPENSES AS A
  PERCENTAGE OF NET SALES                   8.4%       8.1%

G&A EXPENSES                             20,167     19,201        966     5.0%

G&A EXPENSES AS A
  PERCENTAGE OF NET SALES                   5.8%       6.2%

OPERATING INCOME                         23,586     19,808      3,778    19.1%

OPERATING INCOME AS A
  PERCENTAGE OF NET SALES                   6.8%       6.4%

REDMAN INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SIX MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO SIX MONTH PERIOD ENDED SEPTEMBER 29, 1995 (HEREINAFTER REFERRED TO AS 1996 AND 1995,
   RESPECTIVELY) -   CON'T

NET SALES. Net sales increased 11.0% on shipment of 13,425 homes in 1996 compared to 12,573 homes shipped in 1995. The average sales price per home increased 4.9% to $25,400 in 1996 from $24,200 in 1995, due to slight price increases and an increase of multi-wide homes as a percent of total homes shipped (55% multi-wide shipments in 1996 compared to 51% in 1995).

GROSS MARGIN. The increase in gross margin percentage is primarily due to slight price increases, favorable lumber prices and higher sales volume spread over the fixed cost component of cost of sales.

SELLING EXPENSES. The increase in selling expenses as a percentage of net sales is due to increased service expense and additional sales incentive programs at the Company's west coast plants. Service expense as a percentage of net sales rose to 5.4% in 1996 compared to 5.0% in 1995 due to an increase in number of homes serviced and average service cost per home.

GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses of $966,000 was due primarily to formula-driven employee incentive bonus increases of $730,000 related to improved operating results. The decrease in general and administrative expenses as a percent of net sales is due to the relative fixed nature of these expenses (except for bonuses) which are spread over a higher sales base.

REDMAN INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SIX MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO SIX MONTH PERIOD ENDED SEPTEMBER 29, 1995 (HEREINAFTER REFERRED TO AS 1996 AND 1995,
   RESPECTIVELY) -   CON'T

OPERATING PROFIT. The operating trends previously discussed accounted for the $3.8 million increase in operating income.

INCOME TAX EXPENSE. The effective income tax rates of 40.5% and 41.5% in 1996 and 1995, respectively, differ from the federal statutory rate due to the nondeductibility of goodwill amortization and state income taxes, net of federal benefit. The decline in the effective income tax rate from 1994 to 1995 is primarily due to the reduced effect that goodwill amortization and state income taxes have on the effective tax rates in periods of higher pretax income and lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations. The $50 million revolving credit facility was canceled on the Merger Date. The Company's primary uses of cash are to fund its operating needs and capital expenditures. Cash balances are typically at their highest level at the end of a quarter. However, cash balances decline in the month following the end of a quarter due to payments of retailer volume and employee incentive bonuses.

Cash flows provided by operating activities, excluding changes in working capital accounts, increased by $3.2 million for the six month period ended September 27, 1996 compared to the same period of a year ago, primarily from improved operations as discussed above.

REDMAN INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES-CON'T

Capital expenditures were $12.2 million and $5.2 million for the six month periods ended September 27, 1996 and September 29, 1995, respectively. Capital expenditures increased in 1996 due to the construction of the Talladega, Alabama plant that began production in August. Other capital expenditures during these periods were used for normal property, plant and equipment maintenance and replacements and for the upgrading and expansion of certain of the Company's plants to improve production capacity and efficiencies.

CYCLICALITY AND INFLATION

Inflation has had a nominal effect on the Company's manufacturing costs in the areas of labor, manufacturing overhead and raw materials other than forestry products and gypsum wallboard. The price of these commodities are affected more by the interaction of supply and demand than by inflation. Historically, the Company believes it has been able to minimize the effects of inflation by increasing the selling prices of its homes, improving its manufacturing efficiency and increasing its employee productivity.

BACKLOG

The Company builds a home after a specific order has been received from an independent retailer or developer. Accordingly, the Company generally does not maintain an inventory of unsold homes. In accordance with industry practice, retailers can cancel orders prior to production without penalty. The Company's backlog of orders for manufactured homes was approximately $34.0 million as of September 27, 1996 as compared to approximately $48.8 million as of September 29, 1995. Because of the seasonality of the market for manufactured homes, the level of backlog at any point in time is not necessarily indicative of the expected level of future orders. The Company's backlog, as well as level of new orders, generally drops during the late fall and winter months.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.




                                     REDMAN INDUSTRIES, INC.
                                   ----------------------------
                                          (Registrant)


Date:  November  5, 1996                /S/ Robert M. Linton
       ------------------------    -----------------------------------------
                                        Robert M. Linton
                                        President and
                                        Chief Executive Officer


Date:  November  5, 1996                /S/ J. Mark Kirkpatrick
       ------------------------    -----------------------------------------
                                        J. Mark Kirkpatrick
                                        Principal Accounting Officer